Form 10-K405
period 1996-03-31
CASTECH ALUMINUM GROUP INC
filed 1996-06-21
CIK 921150

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended on March 31, 1996

                         Commission file number 1-13076

                           CASTECH ALUMINUM GROUP INC.

           Delaware                                         34-1569484
(State of Incorporation)                   (I.R.S. Employer Identification No.)

2630 El Presidio Street, Long Beach, CA                                90810
(Address of principal executive offices)                           (Zip Code)

                                 1-800-468-5052
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered:
      -------------------           ------------------------------------------
Common Stock, $.01 Par Value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes     X             No
                                                -------              -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of May 31, 1996:

         A) The aggregate market value of the common stock held by non-affiliates of the registrant was $226,492,753.
         B)   The registrant has 12,942,443 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on July 18, 1996, are incorporated by reference into Part III.
================================================================================

                                     PART I
ITEM 1.  BUSINESS
GENERAL

        CasTech Aluminum Group Inc. and subsidiaries ("CasTech" or the "Company") is the nation's leading manufacturer of continuous cast aluminum sheet. The Company manufactures aluminum sheet from recycled aluminum utilizing low cost, scrap-based mini-mill production technology. The Company is also a leading manufacturer of electrical flexible conduit and prewired armored cable, which are made principally from aluminum sheet manufactured by the Company.

        CasTech was originally incorporated in Delaware in 1984. The Company has two operating units, Barmet Aluminum Corporation ("Barmet"), which operates the Mill Products Division, and Alflex Corporation ("Alflex"), which operates the Electrical Products Division. Barmet was founded in 1948 and was acquired in 1987. Alflex was founded in 1968 and was acquired by the Company in 1986.

        The Company's Mill Products Division manufactures continuous cast aluminum sheet in a wide variety of aluminum sheet alloys used in numerous industries, including the building products, transportation, electrical and consumer durable end-use markets. Continuous casting eliminates several manufacturing steps associated with conventional casting and reduces labor costs, inventory and manufacturing time. The Company believes it is a leader in aluminum mini-mill process technology based on its development of advanced scrap preparation, metal treatment and manufacturing processes that enable it to make continuous cast aluminum sheet alloys comparable in quality to higher cost conventionally cast sheet in many applications. The production of these alloys, which are used in such various applications as food containers, truck-trailer sheet, automotive stampings, electronic panels, air conditioning units and satellite dishes, has enabled the Company to expand its available markets. The Company plans to continue to increase the utilization of its manufacturing capacity for these higher quality alloys and products, which typically carry higher margins than products historically produced by the Company.

        Over the past several years, the Company has increased its mill products capacity by over 40% from approximately 250 million pounds to 360 million pounds. The increased capacity combined with, among other things, the closure of inefficient facilities and the Company's continuous improvement program, has resulted in a significant reduction in sheet production costs. The Company believes its Uhrichsville, Ohio rolling mill has the lowest conversion costs per pound in the world. During fiscal 1996, the Company completed a major upgrade of the cold mill at the Uhrichsville plant. This upgrade provides the mill with world class flatness and gauge control to further improve product quality, increase capacity and reduce costs. At the completion of an announced $14.0 million capital spending program, the Company's annual mill products capacity is expected to be 400 million pounds.

        The Company's Electrical Products Division manufactures metallic (aluminum and steel) and non-metallic (plastic) electrical flexible conduit and prewired armored cable primarily for use in commercial and residential construction, renovation and remodeling. The Electrical Products Division was the first to receive an Underwriters Laboratories ("UL") listing for two of the major innovations in its industry, aluminum flexible conduit in 1968 and aluminum armored cable in 1988. The Company's introduction of preassembled and prepackaged products for the commercial and Do-It-Yourself ("DIY") markets reflects its continued commitment to new product innovation and market development. In addition, the Company has developed and introduced commercial pre-fabricated wiring systems which, like the Company's other products, are expected to result in significant savings in labor and installation costs for the end-user. The Electrical Products Division's ability to design and build its own equipment has enabled it to significantly reduce its manufacturing costs by lowering its capital requirements, increasing output and reducing set-up times and scrap rates.

INDUSTRY OVERVIEW

        Aluminum Sheet. Overall demand for aluminum sheet products in the United States has been increasing over the past several years. The Company estimates that between 1990 and 1995, domestic consumption of aluminum sheet products in end-use markets served by the Company increased from approximately 3.0 billion pounds in 1990 to approximately 3.2 billion pounds in 1995. Among the factors contributing to the growth in aluminum demand are aluminum's light weight, high degree of formability, resistance to corrosion, recyclability and abundant supply. These characteristics have resulted in the use of aluminum sheet in a wide variety of forms in many industries including building products (siding, gutters and trim), transportation (automobile, truck and aircraft panels, filters and protective housings), containers (beer, soft drink and food cans), electrical products (conduit, cables and satellite dishes) and consumer durables (lawn furniture and appliances).

        The two sources of aluminum are recycled aluminum scrap and primary aluminum from ore. The Company employs a continuous cast manufacturing process common to mini-mills that utilizes scrap aluminum as opposed to conventional mills which utilize primary aluminum. The recycling of aluminum in the United States has increased from 5.1 billion pounds in 1990 to 8.3 billion pounds in 1995, primarily as a result of economic, environmental and legislative factors. The use of recycled aluminum scrap in the production of aluminum products results in substantial energy savings over production of such products from primary aluminum.

        After a period of reduced demand and over capacity, aluminum rolling mills rebounded in late 1994 due to the closure of inefficient mills, the reduction of a world-wide oversupply of primary aluminum and a marked increase in demand for aluminum sheet. Pricing improved and metal margins widened, resulting in improved profitability throughout the industry for the first half of 1995. The second half of the year was characterized by reduced demand and a corresponding narrowing of metal margins due to customer inventory reductions. Industry fundamentals remain greatly improved, however, and the Company does not expect a return to the depressed market conditions of the early 1990's.

        Electrical Conduit and Cable. The electrical flexible conduit and armored cable products manufactured by the Company provide mechanical protection for wires installed inside the walls of buildings, typically in accordance with local building code requirements. Armored cable differs from electrical conduit in that armored cable is prewired by the Company, whereas end-users pull wiring through electrical conduit when such conduit is installed. Electrical flexible conduit and armored cable are used primarily by electrical contractors in the construction, renovation and remodeling of commercial and industrial facilities and multi-family dwellings. Such products are also used in the heating, ventilating and air-conditioning ("HVAC"), original equipment manufacturers ("OEM") and DIY markets.

        Historically, electrical wires were housed in rigid pipes in the walls of buildings. Rigid pipe remains the most widely used means for the protection of wire in commercial and other non-residential construction. Electrical flexible conduit made from steel was introduced in the 1920's. Flexible conduit is significantly easier to install than rigid pipe, resulting in cost savings to the installer. The Company believes that aluminum flexible conduit, which was introduced to the market by the Company, has in recent years become a significant factor in the market due to its ease of installation, lighter weight and ease of cutting as compared to steel flexible conduit or rigid pipe. In wet, harsh or corrosive environments, non-metallic or plastic jacketed steel flexible conduit may be used. Armored cable (conduit with pre-installed wire) made of steel or aluminum has recently captured an increasing share of the market from rigid pipe due to its pre-assembly, ease of installation and overall cost effectiveness. Pre-fabricated wiring systems consisting of armored cable cut to specified lengths with pre-installed end connectors and junction boxes have recently been introduced and the Company is optimistic that installations of this product will increase in fiscal 1997 as contractors become more familiar with the labor saving potential of these systems.

        While demand for flexible conduit and armored cable remained strong during fiscal 1996, margins were impacted by increased raw material costs, particularly aluminum and copper. Price inelasticity within the market prevented the Company from passing much of these increases along to customers. Near the end of fiscal 1996 raw material costs began to decline and margins are expected to improve in fiscal 1997.

   MANUFACTURING

         Mill Products Division. Two different processes exist for manufacturing aluminum sheet from molten aluminum. The conventional casting process, called "direct chill" or "D. C." casting, starts with molten aluminum being poured into large ingots that are later cooled and machined to ensure a smooth surface before they are reheated and hot rolled by multiple passes through rolling mills into aluminum sheet. By comparison, the continuous casting process, which is employed by the Company, involves casting and hot rolling aluminum in a single continuous manufacturing process. In continuous casting, molten aluminum is fed directly into a caster which produces a continuous thin slab that is immediately hot rolled into semi-finished aluminum sheet from molten metal in a single step. As a result, the direct chill process requires several days to produce aluminum sheet from molten metal as opposed to the continuous casting process which requires several hours.

         Continuous casting eliminates several manufacturing steps associated with conventional casting, and reduces labor costs, inventory levels and manufacturing time. This allows for lower production costs and more rapid customer response. In addition, the continuous casting process is significantly less capital and labor intensive than conventional casting methods. The Company estimates that the energy cost of recycling aluminum scrap into molten metal is approximately 95% less than the energy cost incurred in the production of primary aluminum. Historically, continuous cast sheet has lagged in surface appearance, formability, and corrosion resistance to conventionally cast sheet. However, the Company's research and development has advanced its continuous casting process to produce aluminum sheet alloys comparable in surface quality, formability and corrosion resistance to conventionally cast aluminum in many applications. The Company is now producing aluminum sheet alloys which historically were produced almost exclusively by the higher cost conventional process.

         The Mill Products Division operates two casting and rolling mills located in Uhrichsville, Ohio and Carson, California with a total annual capacity of 360 million pounds. The Ohio facility receives molten aluminum from the adjacent facility operated by IMCO Recycling, Inc. (see Business - Raw Materials) while the California facility processes its own scrap to produce molten metal utilizing current delacquering and melting technology. The Company's mills employ twin belt thin-slab continuous casting, which the Company believes is the most efficient and highest speed form of continuous casting. In addition to casting, the Company's manufacturing processes include cold rolling, annealing, leveling, slitting, painting, tube manufacturing and packaging.

         Electrical Products Division. The Company fabricates its flexible conduit and armored cable products at its Long Beach, California fabrication facility. This facility purchases its aluminum sheet from the Mill Products Division's nearby Carson, California rolling mill, making the Company the only backward integrated manufacturer of electrical flexible conduit and cable. This integration has allowed the Company to develop a lower cost aluminum alloy used in the fabrication of its electrical products. The Electrical Products Division designs and builds much of the equipment which is used to manufacture its products. The Company believes that its ability to design and build its own equipment has significantly reduced its manufacturing costs by lowering its cost of capital, increasing output and reducing set-up times and scrap rates.

   The Company fabricates its electrical products by slitting aluminum or steel sheet on specialized narrow width slitting equipment, after which the sheet is coiled. The coils are then fed through proprietary forming machines to produce the flexible conduit. For its cable products, the Company draws copper into wire, coats the wire with plastic insulation and, for certain products, wraps the coated wire with paper or mylar. The protective armoring is then wrapped around the cabled wire. To produce its non-metallic conduit, the Company uses a specialized co-extrusion process involving both rigid and flexible plastics
(PVC). After production, the Company's conduit and cable products are cut to length and packaged.

PRODUCTS AND APPLICATIONS

        The Mill Products Division manufactures a wide variety of aluminum sheet alloys used in numerous industries, including the building products, transportation, electrical and consumer durable end-use markets. The following table lists physical properties and applications of the Mill Products Division's primary products:


                         MILL PRODUCTS DIVISION PRODUCTS

ALLOY                               PHYSICAL PROPERTIES                               APPLICATIONS
- -----                               -------------------                               ------------

5052                          Moderate strength; moderate                      Truck steps, beverage truck
                                formability; corrosion                          frames and bodies, high
                                resistance                                      strength signs, electronic
                                                                                panels, fan blades

3003                          Low to moderate strength; good                   Tread plate, trophy nameplates,
                                workability                                     junction boxes

1100                          High formability; high electrical                Heat exchangers, satellite
                                and thermal conductivity                        antenna dishes, automotive
                                                                                lighting fixtures and computer
                                                                                housings

1350                          Low to moderate strength;                        Electrical transformer
                                electrical conductivity                         conductors, cable wrap

8111                          Excellent formability; high                      School lunch containers, entree
                                thermal conductivity                            packages, deli and meat trays,
                                                                                pizza and pie pans

3xxx                          Low to moderate formability;                     Building products, highway
Family                          low to moderate strength                        signs, truck trailer side panels,
                                                                                irrigation pipe, welded tube
                                                                                and other general purpose
                                                                                applications

         The Electrical Products Division manufactures a wide variety of flexible conduit from aluminum, steel or plastic in diameters from 5/16 to 4 inches and prewired armored cable systems from aluminum and steel. The Electrical Products Division's products are used primarily in the construction, renovation and remodeling of commercial buildings such as industrial plants, office buildings, multi-family dwellings, hotels, restaurants, theaters and health-care facilities. The following table lists the Electrical Products Division's primary products and their applications:

                      ELECTRICAL PRODUCTS DIVISION PRODUCTS

TRADE NAME                  MATERIAL                      DESCRIPTION                      APPLICATION
- ----------                  --------                      -----------                      -----------

Flexible Conduits:

   Alflex(R)                Aluminum                    Flexible conduit                   Dry locations

   Galflex(R)               Galvanized steel            Flexible conduit                   Dry locations

   Slinky-Flex              Steel                       Extra flexible conduit             Used in special
                                                                                            applications requiring
                                                                                            tight radius bends

   Ultratite(R)             Galvanized steel            Various types of liquid-           Wet, harsh and
                              core with an                tight conduit such as             corrosive
                              extruded                    Oil Resistant and                 environments
                              PVC jacket                  Computer Blue

                            Aluminum                    Liquid-tight, flexible             Specialty markets
                                                          conduit

                            Non-metallic                Liquid-tight, flexible             Heating, ventilation,
                              (two different              conduit                           and air conditioning
                              PVC materials)                                                (HVAC), pool & spa
                                                                                            OEM, and industrial
                                                                                            applications
Armored Cable
   Systems:

   Armorlite(R)             Aluminum                    Cost effective, flexible           Restaurants, hotels,
                                                          prewired, metal-clad              theaters, TV studios
                                                          (MC) grounded
                                                          assembly used for
                                                          circuit wiring

                                                        PVC jacket version                 Supplying power for
                                                          of above                          lighting to parking
                                                                                            lots and parking
                                                                                            garages

                            Aluminum                    Cost effective, flexible           Rated for branch,
                                                          prewired, armored                 feeder and power
                                                          cable (AC) assembly               circuits.  Specialty
                                                          (not grounded)                    HCF version used in
                                                                                            health care facilities

   Ultraneutral             Aluminum                    Oversized neutral MC               Supplying power to
                                                          cable assembly                    office equipment,
                                                                                            computers, and
                                                                                            other similar
                                                                                            electronic equipment

Pre-fabricated Wiring
   Systems:

   Power Snap(R)            Aluminum                    Cost effective, made to            Branch circuit wiring
                                                          specification system              of lighting and
                                                          consisting of MC cable,           convenience power
                                                          outlet and switch modules,        in dry locations
                                                          and push-in connectors

RESEARCH AND DEVELOPMENT

         The Mill Products Division engages in research and development activities at each stage of the continuous casting manufacturing process with the goal of improving product quality and reducing manufacturing costs. The successful development of advanced scrap preparation, metal treatment and manufacturing processes has enabled the Company to manufacture aluminum sheet alloys which historically were produced almost exclusively by the higher cost conventional process. The implementation of these efforts has allowed the Company to increase the available market for its products and significantly reduce its costs to manufacture aluminum sheet from molten metal. The Company currently conducts research and development activities at both its Uhrichsville, Ohio and Carson, California rolling mills. In addition, the Company utilizes independent research and development consultants and funds research and development activities in the metallurgical department of a major university.

         The Electrical Products Division focuses its research and development activities on the development of new products and on the improvement of its conduit and cable manufacturing processes through the development of proprietary manufacturing equipment and the reduction of scrap. The Company was the first to receive a UL listing for two of the major innovations in its industry, aluminum flexible conduit in 1968 and aluminum armored cable in 1988. The Company has introduced certain preassembled and prepackaged products for the commercial and DIY markets. The Company has also developed and introduced pre-fabricated wiring systems that, like the Company's other products, are expected to result in savings in labor and installation costs for end-users. The Electrical Products Division designs and builds highly specialized equipment which is used to manufacture its products. The Company believes its specialized manufacturing equipment has significantly reduced its manufacturing costs. The Electrical Products Division's research and development is conducted at its Long Beach, California manufacturing facility.

         The Company conducts research and development activities as part of its ongoing operations at both the Mill Products Division and the Electrical Products Division. For each of the years in the three year period ending March 31, 1996, the Company spent approximately $1.2 million, $0.7 million and $0.8 million on research and development activities.

CUSTOMERS AND DISTRIBUTION

         The Mill Products Division serves customers primarily in the building products, transportation, electrical products and consumer durables industries. Approximately 66% of the Company's sales are made directly to manufacturers that fabricate the Company's aluminum sheet into finished products. The remaining 34% of the Company's sales are to distributors. The Company employs its own sales force which is strategically located for national coverage of approximately 300 customers.

         The Electrical Products Division's products are sold primarily through independent sales representatives to electrical wholesalers, which represented more than 92% of the Electrical Products Division's sales in Fiscal 1996. The remaining 8% was sold to the DIY, OEM and HVAC markets. The independent sales representatives do not exclusively market the Company's products, but they are prohibited from selling products that are in direct competition with products manufactured and sold by the Company. The Electrical Products Division serves approximately 3,500 customers. The Company expects its sales to the DIY market to continue to grow as part of its strategy to expand its distribution to retailers nationwide.

         Sales to the Company's top ten customers totaled approximately 42% of net sales in Fiscal 1996. No single customer accounted for more than 10% of the Company's net sales in Fiscal 1996.

COMPETITION

         The market for aluminum sheet products is highly competitive. The Mill Products Division competes with approximately 30 conventional rolling mills and other continuous cast sheet manufacturers, some of which are larger and have greater financial resources than the Company. Approximately half of the industry's conventional casting capacity is utilized for the production of stock for aluminum cans, which the Company does not produce, although these competitors do compete directly with the Company in certain other product markets. Aluminum also competes with other materials such as steel, plastic and glass for various applications. The Mill Products Division competes principally on the basis of price, quality and ability to meet customer requirements.

         The market for flexible conduit and armored cable products is also highly competitive. The Electrical Products Division faces substantial competition from a number of national and regional competitors, both in the electrical flexible conduit and prewired armored cable industry and in the pipe and wire industry. The Electrical Products Division competes principally on the basis of product availability and features, price and customer service. The Electrical Products Division offers a complete line of flexible conduit and pre-wired armored cable systems to meet customers' needs.

RAW MATERIALS

        The principal raw material used by the Company in the manufacture of its products is aluminum scrap, which can be subject to significant cyclical price fluctuations. The Electrical Products Division also utilizes significant amounts of copper and steel as a raw material. While the selling prices of the Company's products tend to increase or decrease over time with the cost of its raw materials, such changes generally do not occur simultaneously or to the same degree. The Company seeks to minimize exposure to margin pressure from such changes through the use of contracts where the sales price is based on a negotiated adder to the market price of certain raw materials. The Company also enters into firm priced sales contracts which the Company hedges with purchases of metal for forward delivery. The effect of the hedge is included in the Company's results of operations in the period when the underlying transaction is completed. In addition, the Company employs a computerized alloy blending system to identify the most cost-efficient scrap mix for particular alloys.

        The Company also uses futures contracts for anticipated metal requirements to minimize the Company's aggregate exposure at any time to the risk of changes in metal prices. The effect of such hedges is included in the results of operations in the period the anticipated metal purchase was expected to occur. No such contracts were outstanding at March 31, 1996. The Company does not enter into futures contracts for trading or speculative purposes.

        The Company and IMCO Recycling, Inc. ("IMCO"), the world's largest aluminum recycler, are parties to an agreement (the "Supply Agreement") under which IMCO serves as the exclusive source of recycled aluminum for the Company's Ohio rolling mill. Under the Supply Agreement, the Company purchases aluminum scrap which IMCO processes and converts into molten metal or ingot at IMCO's recycling and processing facility located adjacent to the Company's rolling mill. IMCO is permitted to perform similar services for other customers provided that IMCO meets its supply obligations to the Company.

        Under the terms of the Supply Agreement, the Company currently has the option to purchase up to a 49% interest in IMCO's Ohio recycling and processing facility. IMCO may sell its Ohio facility to a third party, provided that, (i) prior to accepting any offer from a third party, the Company is given the opportunity to purchase the facility on the same terms as offered by such third party, and (ii) the third party purchaser assumes IMCO's obligations under the Supply Agreement.

        Pursuant to the Supply Agreement, the Company is responsible for the treatment and disposal of substantially all of the waste generated as a result of IMCO's processing services on behalf of the Company. The Company has agreed to indemnify IMCO against damages and liabilities arising from the Company's treatment and disposal of such waste. Nonpayment, uncured defaults and certain events of bankruptcy relating to the Company would enable IMCO to terminate the Supply Agreement.

        The Supply Agreement expires March 31, 2003, and the Company has the option to renew the agreement for an additional ten year period upon expiration of the initial term.

BACKLOG

        At March 31, 1996, the Company estimates that the Mill Products Division had a backlog of firm orders for approximately 71.0 million pounds with an aggregate sales price of approximately $67.5 million, as compared to an estimated backlog of firm orders for approximately 75.4 million pounds with an aggregate sales price of approximately $90.1 million at March 31, 1995. The Company believes that substantially all of its backlog of firm orders existing on March 31, 1996 will be shipped prior to July 1996. Backlog is not a significant factor for the Electrical Products Division.

TRADEMARKS AND LICENSES

        The Company maintains registered trademarks on certain of its flexible conduit and armored cable systems. Such registered trademarks are Ultratite, Galflex, Alflex and its design, Electrician's Choice, Computer Blue, Duraclad, Armorlite and PowerSnap. While the Company considers it important to its business, the Company does not believe it is dependent on the trademarks for the continuation of its business. Certain technology used by the Company in its manufacturing processes is licensed from others under long-term license agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and certain other information concerning each are listed below. Executive officers are appointed by the Board of Directors.

         Name                 Age                         Position                                Years as Officer
         ----                 ---                         --------                                ----------------

Norman E. Wells, Jr.           48         President and Chief Executive Officer                            5

Terry D. Smith                 42         Chief Financial Officer, Treasurer and Secretary                 8

Robert D. Lloyd                62         Executive Vice President and President, Alflex Division          5

Stanley W. Platek              57         Vice President - Technology, Barmet Aluminum Corp.               8

Gerald L. Hadeen               54         Senior Vice President, Alflex Division                           3

EMPLOYEES

         As of March 31, 1996, the Company employed 869 persons, of which 631 were full-time hourly employees. Of the full-time hourly employees, 182 are represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union (the "GMP"). In 1994, the Company signed a three-year multi-employer collective bargaining agreement with the GMP that expires in December 1997. The Company believes its relationships with its union and non-union employees are good.

         The Mill Products Division provides a profit-sharing plan to all of its non-union employees. The Electrical Products Division provides a non-qualified defined contribution plan for eligible workers. Contributions to both plans are at the discretion of the Company's Board of Directors. In accordance with its collective bargaining agreement with the GMP, the Company contributes to a union-sponsored multi-employer defined benefit pension plan.

ENVIRONMENTAL MATTERS

        The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment, including, for example, those relating to air and water pollution and solid waste disposal. The Company believes its facilities are in substantial compliance with current laws and regulations. The cost and administration of compliance with current laws and regulations at the Company's present facilities are not expected to have a material adverse effect on the Company's financial condition. The Company does not have any material capital expenditures for environmental control facilities planned for Fiscal 1997.

        Owners and operators of sites containing hazardous wastes, as well as generators and transporters of hazardous wastes, are subject to broad liability under various federal, state and local environmental laws and regulations, including liability for clean up costs and damages associated with past waste disposal activity. The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at four federal superfund sites and is conducting remedial investigations at two of the sites for past waste disposal activity associated with closed recycling facilities. At the two other federal superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is also under orders by agencies in three states for environmental remediation at plants, one of which is currently operating and two of which have been closed. The Company had $5.1 million of environmental accruals at March 31, 1996. The Company believes that any differences in the total future expenditures for all environmental matters of which the Company is aware when compared to the amounts accrued, will not have a material adverse effect on the financial condition or results of operations of the Company. It is not possible, however, to predict the amount or timing of costs for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that such outcome will have a material adverse effect on the Company's financial condition or results of operations.

         Risks of environmental costs and liabilities are inherent in certain of the Company's operations, as is the case with other companies involved in the aluminum industry, and there can be no assurance that significant costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant or waste emissions, could result in substantial costs and liabilities to the Company in the future. However, the Company does not believe that the ultimate outcome of all known environmental liabilities will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

ITEM 2.  FACILITIES AND PROPERTIES

        The Company owns certain of its properties and leases certain other properties used in the manufacture and distribution of the Company's products. The Company's leased properties have lease expirations ranging from 1996 to 1999 with provisions for renewal. Substantially all of the Company's facilities collateralize borrowings under its credit agreement with a syndicate of banks led by Chemical Bank. The following table sets forth certain information with respect to the Company's principal operating properties:

     LOCATION                                   NATURE OF PROPERTY                 SQUARE FEET         STATUS
     --------                                   ------------------                 -----------         ------

Uhrichsville, Ohio...................       Rolling mill                               220,000         Owned
Carson, California...................       Rolling mill                               103,000         Owned
Bedford, Ohio........................       Painting facility                          103,000         Leased
Torrance, California.................       Painting facility                           60,000         Leased
Long Beach, California...............       CasTech administrative headquarters;       210,000         Leased
                                              Electrical Products Division
                                              fabricating facility and warehouse
Akron, Ohio..........................       Administrative headquarters--               16,000         Leased
                                              Mill Products Division

         In addition to the above operating plants, the Company owns three facilities consisting of an aggregate of 516 acres of land and 437,000 square feet of facilities which were closed during Fiscal 1992 and 1993. The ultimate disposition of these facilities has not yet been determined. The Company also owns one of its former waste disposal sites in Olaton, Kentucky on 500 acres of land.

         All of the Company's active operating properties are maintained and updated on a regular basis. The two casting and rolling mills located in Uhrichsville, Ohio and Carson, California have a total annual capacity of approximately 360 million pounds and as of March 31, 1996, were utilized at an aggregate of approximately 82% of capacity. In addition to production facilities, all of the plant locations include office and warehouse facilities. The Company believes that its operating facilities and equipment are well-maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to various non-environmental legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. For a description of certain environmental matters involving the Company, see "Business-Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1996.

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value, is traded on the New York Stock Exchange (NYSE), ticker symbol: CTA. The table below sets forth the high and low sales prices as reported by NYSE:

                                  1996                               1995
                              High        Low                     High       Low
First Quarter                17.875      13.125                       -          -
Second Quarter               21.875      15.000                       -          -
Third Quarter (1)            17.500      12.750                  16.750     12.250
Fourth Quarter               15.750      13.000                  16.500     12.375

(1) Beginning from the Company's initial public offering in October 1994.

         The terms of the Company's revolving credit and term debt agreements with a group of lenders led by Chemical Bank limit the total amount of dividends on the Company's common stock. Dividends are limited to 25% of net income for the prior fiscal year provided that the ratio of the Company's long-term debt to the sum of (a) the Company's long-term debt and (b) the Company's total stockholders' equity is less than .35 to 1.00 before and after such distribution.

         The Company has never declared or paid any dividends on its common stock and does not expect to pay dividends for the foreseeable future.

         There were 168 record holders of the Company's common stock on May 24, 1996.

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated statement of operations and balance sheet data for the periods indicated. The information for, and as of the end of, each of the twelve months in the five year period ended March 31, 1996 are derived from the consolidated financial statements of the Company for such periods which have been audited by Ernst & Young LLP. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and the notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                       Fiscal Year Ended March 31
                                                       1996          1995         1994         1993         1992
                                                       ----          ----         ----         ----         ----
                                                                (in thousands, Except Per Share Amounts)

HISTORICAL STATEMENT OF OPERATIONS (1):
Net sales                                          $   400,449  $   403,001  $   262,793  $   227,588   $   216,178
Cost of goods sold                                     347,467      348,628      221,411      198,269       189,697
                                                   -----------  -----------  -----------  -----------   -----------
     Gross profit                                       52,982       54,373       41,382       29,319        26,481

Selling, general and administrative expenses            20,586       20,441       18,805       16,663        21,803
Other (income) expenses                                   (708)         543           91          795           657
Non-recurring charges (2)                                    -            -            -       48,946         4,033
                                                   -----------  -----------  -----------  -----------   -----------

     Operating income (loss)                            33,104       33,389       22,486      (37,085)          (12)

Interest expense                                         3,474        7,744       10,231       10,143        13,247
                                                   -----------  -----------  -----------  -----------   -----------

Income (loss) before income taxes,
   extraordinary credit and cumulative effect
   of change in accounting for inventories              29,630       25,645       12,255      (47,228)      (13,259)
Income tax (expense) benefit                            (6,956)      (2,532)      (1,550)       2,277         1,350
                                                   -----------  -----------  -----------  -----------   -----------

Income (loss) before extraordinary credit and
   cumulative effect of change in accounting
   for inventories                                      22,674       23,113       10,705      (44,951)      (11,909)
Extraordinary credit (3)                                     -        2,534            -        3,825             -
Cumulative effect of change in accounting for
   inventories (4)                                           -            -            -            -      (10,085)
                                                   -----------  -----------  -----------  -----------   -----------

Net income (loss)                                  $    22,674  $    25,647  $    10,705  $   (41,126)  $   (21,994)
                                                   ===========  ===========  ===========  ===========   ===========

Earnings (loss) per share before extraordinary credit
   and cumulative effect of change in accounting
   for inventories (4)                                   $1.70        $2.10         $1.22      ($5.00)       ($1.41)
Earnings (loss) per share                                $1.70        $2.33         $1.22      ($4.58)       ($2.60)

(Footnotes on following page)

                                                                       Fiscal Year Ended March 31
                                                       1996          1995         1994         1993         1992
                                                       ----          ----         ----         ----         ----
                                                                 (in thousands, Except Operating Amounts)
OPERATING DATA:
Depreciation and amortization ($000)                 $   8,598    $   8,159     $   7,914    $   8,955    $   9,583
Capital expenditures ($000)                          $  10,361    $   6,315     $   4,381    $   7,448    $   9,739
Mill Products Division (5)
   Net sales ($000)                                  $ 279,981    $ 295,552     $ 185,915    $ 160,560    $ 152,782
   Operating income ($000)                           $  21,603    $  19,215     $  12,492    $ (43,590)   $  (5,187)
   Shipments (000 lbs.)                                263,600      302,075       243,377      200,950      214,154
   Net sales per lb.                                 $   1.062    $   0.978     $   0.764    $   0.799    $   0.713
Electrical Products Division
   Net sales ($000)                                  $ 115,007    $ 103,073     $  77,913    $  68,504    $  67,064
   Operating income ($000)                           $  11,501    $  14,174     $   9,994    $   6,505    $   5,175
   Shipments (000 ft.)                                 450,764      417,430       347,741      304,003      303,771
   Net sales per 000 ft.                             $  255.14    $  246.92     $  224.05    $  225.34    $  220.77


BALANCE SHEET DATA:
Working capital                                      $  62,299    $  59,497     $  38,251    $  37,960    $  38,667
Total assets                                           213,284      215,714       189,492      184,494      232,056
Total debt                                              45,770       63,755       128,252      133,295      153,304
Total liabilities                                       93,388      118,735       171,827      177,534      185,163
Total stockholders' equity                             119,896       96,979        17,665        6,960       46,893
- -----------------------------------------------------

(1)  Excludes discontinued operations for Fiscal 1992 and 1993.

(2) During Fiscal 1992, the Company entered into an alliance with IMCO and closed certain of the Company's scrap melting operations, resulting in a non-recurring charge of $4.0 million to reduce the assets to their net realizable values. During Fiscal 1993, the Company closed its remaining scrap processing and melting facilities at Rockport, Indiana, Livia, Kentucky and Uhrichsville, Ohio, resulting in a non-recurring charge of $20.6 million to reduce the fixed assets at the facilities to their net realizable value. During Fiscal 1993, the Company reduced to its net realizable value a landfill site owned by the Company and accrued estimated future remediation costs to be incurred by the Company at the landfill and two other sites resulting in a non-recurring charge of $28.3 million. These sites were primarily associated with the past practices of the Company's closed scrap melting operations.

(3) During Fiscal 1993, the Company retired a note held by a former officer in exchange for cash and the termination of a related non-compete agreement, resulting in a gain from the extinguishment of debt. During Fiscal 1995, the Company repaid all amounts outstanding under its previous credit agreements with The Prudential Insurance Company of America and a separate note payable. In addition, the Company exercised its option to purchase 453,850 of the Company's common stock owned by Prudential. As a result of the repayment of the credit agreements with Prudential, the Company recorded an extraordinary gain of $2.5 million.

(4) Effective April 1, 1991, the Company changed its method of accounting for the metal portion of inventories at the Mill Products Division to the LIFO method, which management believes results in a better matching of current costs and current revenues.

(5) The operating data for the Mill Products Division includes shipments of mill products only. Other sales, such as the sale of certain raw materials and intercompany sales, are excluded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of CasTech Aluminum Group Inc. ("the Company") for each of the years in the three-year period ended March 31, 1996, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 1996 and the notes thereto. The statements under "Letter to Shareholders" and the other statements included in the Company's 1996 Annual Report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.

OVERVIEW

The Company's operations are conducted through its subsidiary, Barmet Aluminum Corporation ("Barmet," "Mill Products Division"), the Nation's leading manufacturer of continuous cast aluminum sheet and its division, Alflex Corporation ("Alflex," "Electrical Products Division"), a leading manufacturer of electrical flexible conduit and prewired armored cable. The Company seeks to increase value in the Mill Products Division by increasing its utilization of manufacturing capacity for higher margin products. In the Electrical Products Division, the Company seeks to increase value by continuing to broaden its product lines, increasing its penetration of existing markets, and expanding its channels of distribution geographically.

The Company's operating results, particularly those of the Mill Products Division, are impacted by the margin between aluminum sheet selling prices and aluminum scrap prices ("metal margin"). Because the price of primary aluminum in world markets greatly influences the price of aluminum scrap, significant movements in the price of primary aluminum can affect the Company's margins as aluminum sheet selling prices do not move simultaneously nor necessarily to the same degree as the primary markets. The Company seeks to manage its metal margin through, among other things, the use of derivative contracts to hedge anticipated raw material requirements and firm-priced sales orders.

Throughout the early 1990's, reduced demand led to a worldwide oversupply of primary aluminum and forced aluminum producers to operate at levels significantly below capacity. In addition, the oversupply effectively reduced selling prices for many aluminum products, including those sold by the Company. As a result, operating margins were under considerable pressure, reducing profitability throughout the aluminum industry.

During fiscal 1995, demand for aluminum sheet increased and certain rolling operations were closed by two large aluminum companies. As a result, aluminum sheet prices increased dramatically, leading to improved metal margins and profitability for the Company. In addition, the Company's shipments increased substantially due to the improvement in demand.

In early fiscal 1996, metal margins reached near record levels as aluminum sheet prices remained high while scrap prices began to soften. Thereafter, however, demand for aluminum sheet began decreasing as customers worked off excess inventory accumulated in advance of anticipated higher aluminum prices. As a result, selling prices and metal margins retreated to more normal levels during the second half of the fiscal year. The Company's metal margin decline during the year was minimized as a result of an improved product mix and because a substantial portion of its sales contracts contained selling prices which were indexed to metal costs.

The Company expects metal margins to remain at normal levels throughout fiscal 1997 as customers complete their inventory adjustments and order activity increases. The Company intends to supplement the anticipated increase in demand by continuing to focus on penetrating higher margin markets through the further development of its unique continuous cast process.

Shipments of the Company's electrical products have continued to rise primarily as a result of increased demand in the construction, renovation and remodeling markets, increased penetration of new markets such as the Do-It-Yourself (DIY) segment, and the increased acceptance of new products such as the Company's PowerSnap(R) pre-fabricated wiring system. During fiscal 1996, however, higher volumes were unable to offset a compression in margins that resulted from significant increases in aluminum and copper, two of the primary raw materials for the Electrical Products Division. As a result, Alflex's operating income declined in fiscal 1996 from the record level achieved in fiscal 1995. By the end of fiscal 1996, the prices for aluminum and copper were declining and margins had begun to widen. The Company expects margins to continue to improve in fiscal 1997, although they are not expected to reach the levels experienced in fiscal 1995. In addition, the Company believes that Alflex's shipments will continue to increase in fiscal 1997 due to growth in the construction, renovation and remodeling markets, an increased penetration of the Do-It-Yourself market, and an increase in the sales of Alflex's pre-fabricated wiring systems.


FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales. Net sales in fiscal 1996 of $400.4 million were slightly below the $403.0 million for fiscal 1995. This was primarily the result of increased unit prices at both divisions being offset by a decline in volume at the Mill Products Division. The Mill Product Division's net sales for fiscal 1996 decreased 5% to $280.0 million from $295.6 million for fiscal 1995. This decrease was primarily the result of reduced volumes as industry-wide shipments of non-can aluminum sheet in fiscal 1996 were approximately 10% lower than in fiscal 1995. The Electrical Products Division's net sales for fiscal 1996 increased 12% to $115.0 million from $103.1 million for fiscal 1995. This increase resulted from higher volumes and increased average selling prices as Alflex continued to penetrate the Do-It-Yourself and Original Equipment manufacturers (OEM) markets and its pre-fabricated wiring systems continued to gain acceptance among contractors.

Gross Profit. Gross profit for fiscal 1996 decreased 3% to $53.0 million from $54.4 million for fiscal 1995. Unit gross margin at the Mill Products Division for fiscal 1996 increased to $0.10 per pound from $0.09 per pound in fiscal 1995, while the Electrical Products Division unit gross margin decreased to $0.05 per foot in fiscal 1996 from $0.06 per foot in fiscal 1995. The decrease in unit margin at the Electrical Product Division was a result of significantly higher copper and aluminum prices combined with competitive conditions which limited the ability to increase selling prices.

Operating Income. Operating income for fiscal 1996 decreased slightly to $33.1 million from $33.4 million for fiscal 1995. The decrease primarily resulted from the lower gross profits described above as selling and administrative expenses were level from fiscal 1995 to fiscal 1996.

Interest Expense. Interest expense decreased to $3.5 million for fiscal 1996 from $7.7 million for fiscal 1995. This decrease was a result of a decrease in both average outstanding borrowings and weighted average interest rates during fiscal 1996.

Income Tax Expense. Income tax expense increased for fiscal 1996 from fiscal 1995, primarily as a result of an increase in the Company's effective tax rate from 10% in fiscal 1995 to 24% in fiscal 1996.

As of March 31, 1996, the Company had utilized all of its federal net operating loss carryforwards. Consequently, the Company expects its tax rate to more closely approximate the statutory rate in fiscal 1997.

Net Income. Net income for fiscal 1996 decreased to $22.7 million from $25.6 million for fiscal 1995, primarily as a result of the factors described above. In addition, fiscal 1995 net income includes an extraordinary gain of $2.5 million.

FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales. Net sales in fiscal 1995 increased 53% to $403.0 million from $262.8 million for fiscal 1994. This increase was primarily due to higher unit sales and price increases at both the Mill Products and Electrical Products Divisions. The Mill Products Division's net sales for fiscal 1995 increased 59% to $295.6 million from $185.9 million for fiscal 1994. This increase was attributable to increased unit selling prices, the continuing penetration of new product markets by the Company and to a strong market for aluminum which has led to increased demand for the Company's products, particularly in the construction, renovation and remodeling markets. The Electrical Products Division's net sales for fiscal 1995 increased 32% to $103.1 million from $77.9 million for fiscal 1994. This increase resulted primarily from increased unit selling prices, continued demand in the commercial renovation and remodeling market and the continued expansion into the DIY and OEM markets.

Gross Profit. Gross profit for fiscal 1995 increased 31% to $54.4 million from $41.4 million for fiscal 1994. Gross profit as a percentage of net sales for fiscal 1995 decreased to 13% from 16% for fiscal 1994. The decrease was primarily attributable to the significant increase in aluminum product prices which resulted in a disproportionate increase in the net sales base in relation to gross profit and, to a lesser extent, a reduction in the spread between the average cost of the Company's raw materials and average realized selling prices. Unit gross margin at the Mill Products Division for fiscal 1995 increased to $0.09 per pound from $0.08 per pound for fiscal 1994 while the Electrical Products Division unit gross margin remained constant at $0.06 per foot.

Operating Income. Operating income for fiscal 1995 increased to $33.4 million from $22.5 million for fiscal 1994. This increase in operating income resulted from the higher gross profits described above and a decrease in selling and administrative unit costs.

Interest Expense. Interest expense decreased to $7.7 million for fiscal 1995 from $10.2 million for fiscal 1994. This was a result of a decrease in average outstanding borrowings during fiscal 1995 as well as a decrease in the Company's weighted average interest rates.

Income Tax Expense. Income tax expense increased for fiscal 1995 as compared to fiscal 1994, primarily reflecting the Company's improved results and the provision for alternative minimum tax, net of the utilization of tax credit carryforwards.

Net Income. Net income for fiscal 1995 increased to $25.6 million from $10.7 million for fiscal 1994, primarily as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

On October 20, 1994, the Company repaid $121.8 million representing all outstanding amounts under its previous credit agreements with The Prudential Insurance Company of America, and $4.2 million related to a separate note payable. The debt was satisfied with net proceeds from the Company's initial public offering of $62.2 million and borrowings of $69.0 million under a credit agreement with a syndicate of banks and other financial institutions led by Chemical Bank (the "Credit Agreement"). The Credit Agreement originally consisted of a $40.0 million term loan and a revolving line of credit commitment in the aggregate of $50.0 million. As of July 27, 1995, the Credit Agreement was amended to provide for reduced interest rates and to increase the revolving line of credit commitment by $10.0 million.

The Company's primary sources of working capital are cash flows from operating activities and borrowings under the $60.0 million revolving line of credit. Working capital amounted to $62.3 million, $59.5 million and $38.2 million at March 31, 1996, March 31, 1995 and March 31, 1994, respectively. The Company's liquidity needs primarily arise from working capital requirements, capital investments and, to a lesser extent, principal payments on its indebtedness.

The Company's statements of cash flows for the periods indicated are summarized below:

                                                                                    Year ended March 31
                                                                           --------------------------------------
                                                                              1996         1995           1994
                                                                              ----         ----           ----
                                                                                      (in thousands)
Net cash provided by operating activities.........................         $  27,663    $  11,229       $ 11,764
Net cash used by investing activities.............................           (10,090)      (6,315)        (4,048)
Net cash used by financing activities.............................           (17,742)      (7,757)        (5,403)
                                                                           ---------    ---------       --------
(Decrease) increase in cash and cash equivalents..................         $    (169)   $  (2,843)      $  2,313
                                                                           ==========   ==========      ========


Capital expenditures for equipment and facility improvements were $10.4 million, $6.3 million and $4.4 million for fiscal years 1996, 1995 amd 1994, respectively. The Company used all the expenditures to purchase, modernize or upgrade production equipment and to maintain facilities. Capital expenditures for fiscal 1997 are expected to be approximately $11.2 million, principally related to continued capacity expansion, equipment upgrades and maintaining the Company's manufacturing facilities. The costs of these capital projects are expected to be funded out of the Company's operating cash flow and by borrowings under the Company's revolving line of credit.

As of March 31, 1996, the Company's long-term indebtedness was $39.5 million, with the current portion of long-term indebtedness totaling an additional $6.3 million. Substantially all of the Company's long-term indebtedness consisted of borrowings under the Credit Agreement, which amounts are secured by certain property and substantially all of the Company's plant and equipment. As of March 31, 1996, the Company had a maximum of $48.0 million available under the Credit Agreement.

Of the long-term indebtedness, including current portion, $ 6.3 million will mature in 1997, $7.8 million will mature in 1998, $8.8 million will mature in 1999 and $22.9 million will mature thereafter.

The Company believes that its cash flow from operations and borrowings available under the revolving line of credit will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements for at least the next 24 months.

FINANCIAL INSTRUMENTS

The Company uses futures and option contracts to hedge portions of its exposure to market risks resulting from fluctuations in metal prices. In determining its strategy with respect to such instruments, the Company gives consideration to market conditions, anticipated sales and purchase transactions and other factors that may affect the Company's level of risk. Realized gains on futures and option contracts are deferred and recognized as a component of the related transactions. The Company had no net realized gains or losses deferred at March 31, 1996 related to such contracts. In addition, the Company had no open futures or option contracts as of March 31, 1996.

The Company uses interest rate cap, floor and swap agreements to manage interest rate risk on its floating rate debt. These agreements are susceptible to market fluctuations based on changes in the cost of borrowing. The total notional amount of the interest rate agreements is limited to the amount of debt outstanding. Fair value of the instruments is based on estimated settlement costs. Realized gains and losses on interest rate agreements are deferred and recognized as a component of interest expense over the term of the agreements. The Company had agreements with a notional amount of $28.2 million outstanding as of March 31, 1996. Had these agreements been terminated at March 31, 1996, the Company would have been required to pay $0.1 million.

The Company does not enter into financial instrument agreements for trading or speculative purposes.

ENVIRONMENTAL MATTERS

The Company generates various wastes in its aluminum recycling and rolling processes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies. The Company had recorded environmental accruals of $5.1 million at March 31, 1996 to cover future environmental remediation expenditures with respect to four superfund sites and the Company's closed secondary melting facility in Uhrichsville, Ohio. The Company expects most of these environmental expenditures to be made over the next two years, with approximately $ 3.3 million to be expended in the next year.

The Company has incurred and will in the future make capital and operating expenditures relating to environmental remediation activities, and environmental control and monitoring operations. The Company believes that because of the implementation of its comprehensive environmental remediation program and the closing of its principal secondary melting facilities, the Company will not have to incur significant environmental charges, such as those incurred in fiscal years 1992 and 1993, in the foreseeable future. The Company has made and intends to continue to make the necessary capital expenditures needed for environmental remediation and compliance with environmental laws and regulations. The Company believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its future rate of capital expenditures, financial condition or results of operations. However, environmental laws and regulations have changed rapidly in recent years and the Company may be subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future would not have a material adverse effect on the Company's financial condition or results of operations.

SEASONALITY

The Company's businesses have generally not been seasonal in nature, although the Company does experience a moderate increase in sales during the summer months to certain industry segments that its serves.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During fiscal 1996, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt this standard during fiscal 1997 and elect the disclosure method of reporting.

The Company intends to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during fiscal 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements for fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

                           CASTECH ALUMINUM GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            March 31
                                                                                            --------
                                                                                       1996          1995
                                                                                       ----          ----
ASSETS
Current assets:
        Cash and cash equivalents...............................................  $       190    $       359
        Accounts receivable (Note 1)............................................       57,802         73,641
        Inventories (Note 3)....................................................       51,377         39,288
        Prepaid expenses and other current assets...............................        4,454          5,030
                                                                                   -----------   -----------
Total current assets............................................................      113,823        118,318
Property, plant and equipment (Note 4)..........................................       74,294         71,779
Other long-term assets:
        Loan fees ..............................................................        1,211          1,397
        Goodwill (Note 1).......................................................       22,082         22,803
        Other...................................................................        1,874          1,417
                                                                                  -----------    -----------
                                                                                       25,167         25,617
                                                                                   -----------   -----------
Total assets....................................................................  $   213,284    $   215,714
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable........................................................  $    34,041    $    37,334
        Accrued liabilities (Note 11)...........................................        9,774         11,911
        Income taxes payable....................................................        1,439          4,339
        Current portion of long-term debt (Note 6)..............................        6,270          5,237
                                                                                  -----------    -----------
Total current liabilities.......................................................       51,524         58,821
Long-term debt, less current portion (Note 6)...................................       39,500         58,518
Other non-current liabilities (Note 11).........................................        2,364          1,396
Stockholders' equity:
        Common stock, $.01 par value, 25,000 shares authorized, 12,943 and
           12,920 shares issued and outstanding at
           March 31, 1996 and 1995, respectively................................          129            129
        Paid in capital in excess of par value..................................      136,445        136,202
        Deficit.................................................................      (16,678)       (39,352)
                                                                                  -----------    -----------
Total stockholders' equity......................................................      119,896         96,979
                                                                                  -----------    -----------
Total liabilities and stockholders' equity......................................  $   213,284    $   215,714
                                                                                  ===========    ===========



                             See accompanying notes

                           CASTECH ALUMINUM GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Year Ended March 31
                                                                            -------------------
                                                                1996                1995              1994
                                                                ----                ----              ----

Net sales................................................  $    400,449         $  403,001           $ 262,793
Cost of goods sold.......................................       347,467            348,628             221,411
                                                           ------------         ----------           ---------
Gross profit.............................................        52,982             54,373              41,382

Selling, general and administrative expense..............        20,586             20,441              18,805
Other (income) expense...................................         (708)                543                  91
                                                           ------------         ----------           ---------
Operating income.........................................        33,104             33,389              22,486

Interest expense.........................................         3,474              7,744              10,231
                                                           ------------         ----------           ---------
Income before income taxes...............................        29,630             25,645              12,255

Income tax expense (Note 8)..............................         6,956              2,532               1,550
                                                           ------------         ----------           ---------
Income before extraordinary gain.........................        22,674             23,113              10,705

Extraordinary gain (Note 6)..............................             -              2,534                   -
                                                           ------------         ----------           ---------

Net income...............................................  $     22,674         $   25,647           $  10,705
                                                           ============         ==========           =========

Earnings per share (Note 1):
     Income before extraordinary gain ...................  $       1.70         $     2.10           $    1.22
     Extraordinary gain..................................             -                .23                   -
                                                           ------------         ----------           ---------
       Net income........................................  $       1.70         $     2.33           $    1.22
                                                           ============         ==========           =========


                             See accompanying notes

                           CASTECH ALUMINUM GROUP INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                         Capital In
                                                              Common     Excess of
                                                               Stock     Par Value       Deficit          Total
                                                               -----     ---------       -------          -----

Balance at April 1, 1993.................................    $    13     $  82,651     $  (75,704)      $  6,960

Net income...............................................          -             -          10,705        10,705

Balance at March 31, 1994................................         13        82,651        (64,999)        17,665

Effect of 7.25 for 1 stock split.........................         75          (75)              -              -
Issuance of 4,600 shares of Common Stock,
    net of related expenses..............................         46        60,208              -         60,254
Repurchase of Common Stock...............................         (5)      (6,582)              -         (6,587)
Net income...............................................          -             -          25,647        25,647
                                                             -------     ---------     -----------     ---------

Balance at March 31, 1995................................        129       136,202        (39,352)        96,979

Exercise of stock options  (Note 7)......................          -           243              -            243
Net income...............................................          -             -          22,674        22,674
                                                             -------     ---------     -----------     ---------

Balance at March 31, 1996................................    $   129     $ 136,445     $  (16,678)     $ 119,896
                                                             =======     =========     ===========     =========


                             See accompanying notes

                           CASTECH ALUMINUM GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year Ended March 31
                                                                     -----------------------------------------------
                                                                          1996              1995             1994
                                                                          ----              ----             ----
OPERATING ACTIVITIES
Net income.................................................          $    22,674       $   25,647        $   10,705
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
     Depreciation and amortization.........................                8,598            8,159             7,914
     Deferred income taxes (benefit).......................                1,716           (2,300)                -
     (Gain) loss on sale of assets.........................                  (18)             160              (218)
     Extraordinary gain....................................                    -           (2,534)                -
     Changes in operating assets and liabilities:
        Accounts receivable................................               15,839          (26,282)           (5,699)
        Inventories........................................             (12,089)             (888)           (1,565)
        Accounts payable...................................              (3,293)           11,557             2,452
        Other liabilities and other assets.................              (5,764)           (2,290)           (1,825)
                                                                     -----------       ----------         ----------
Net cash provided by operating
     activities............................................               27,663           11,229            11,764
INVESTING ACTIVITIES
Purchase of property, plant and equipment..................             (10,361)           (6,315)           (4,381)
Net receipts on sales of assets............................                  271                -               333
                                                                     -----------       ----------         ---------
Net cash used by investing
     activities............................................             (10,090)           (6,315)           (4,048)
FINANCING ACTIVITIES
Net change in notes payable................................                    -                -            (1,800)
Proceeds from long-term borrowings.........................               17,000           80,500            11,952
Principal payments on long-term debt.......................             (34,985)         (145,985)          (15,555)
Net proceeds from issuance of stock .......................                  243           60,254                 -
Stock repurchase...........................................                    -           (2,526)                -
                                                                     -----------       -----------        ---------
Net cash used by financing
     activities............................................             (17,742)           (7,757)           (5,403)
(Decrease)increase in cash and cash
     equivalents...........................................                (169)           (2,843)            2,313
Cash and cash equivalents at beginning of year.............                  359            3,202               889
                                                                     -----------       ----------         ---------
Cash and cash equivalents at end of year...................          $       190       $      359         $   3,202
                                                                     ===========       ==========         =========


                             See accompanying notes

                           CASTECH ALUMINUM GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         CasTech Aluminum Group Inc. (the "Company") operates principally in the United States in one business segment. The Company is a manufacturer of continuous cast aluminum sheet and flexible electrical conduit and cable products made principally from recycled aluminum. A significant percentage of the Company's sales are made to customers operating in the domestic building and construction market and the domestic commercial renovation market.

         The operations of the Company are conducted principally through two divisions: (i) the Mill Products Division, a subsidiary, which manufactures and markets continuous cast aluminum sheet products under the trade name "Barmet Aluminum Corporation" ("Barmet"), and (ii) the Electrical Products Division, an operating division, which produces and distributes flexible conduit and pre-wired armored cable under the trade name "Alflex."

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. The Company routinely assesses the financial strength of its customers and requires collateral such as letters of credit in certain circumstances.

Cash and Cash Equivalents

         The Company considers highly liquid investments with a maturity of three months or less at the acquisition date to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair value.

Accounts Receivable

         Accounts receivable are net of an allowance of $1.0 million and $1.4 million at March 31, 1996 and 1995, respectively.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Inventories

         Inventories are stated at the lower of cost or market. The methods of accounting for inventories are described in Note 3.

Long-Lived Assets

         Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

         Goodwill, the excess of acquisition cost over the fair value of the net assets of the Electrical Products Division, is amortized by the straight-line method over forty years. Accumulated amortization was $6.7 million and $6.0 million at March 31, 1996 and 1995, respectively.

         Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated undiscounted future cash flows resulting from use and ultimate disposition of the assets.

Income Taxes

         Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amount currently payable because of timing differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Stock Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Share

         Earnings per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents (stock options) outstanding during each year. Weighted average shares outstanding were 13,327,402, 11,016,252, and 8,774,015 for fiscal 1996, 1995 and 1994, respectively.

Recently Issued Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the standard during fiscal 1997 and elect the disclosure method of reporting.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company intends to adopt this standard during the first quarter of fiscal 1997. The Company does not expect the adoption of the standard to have a material impact on the financial statements for fiscal 1997.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       SUPPLEMENTAL CASH FLOW INFORMATION

         Selected cash payments were as follows:

                                                                                     Year Ended March 31
                                                                              ---------------------------------
                                                                              1996           1995          1994
                                                                              ----           ----          ----
                                                                                      (in thousands)

     Income taxes......................................................    $   8,140    $    2,382      $    367
     Interest..........................................................        3,982         7,445         8,221


3.       INVENTORIES

         Inventories consist of the following:

                                                                                                March 31
                                                                                         ----------------------
                                                                                         1996              1995
                                                                                         ----              ----
                                                                                              (in thousands)

Raw materials.................................................................        $  11,120        $  12,403
Work in process...............................................................           21,178           16,537
Finished goods................................................................           22,578           21,247
                                                                                      ---------        ---------
                                                                                         54,876           50,187
LIFO reserve..................................................................           (3,499)         (10,899)
                                                                                      ----------       ----------
                                                                                      $  51,377        $  39,288
                                                                                      =========        =========

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

                                                                                                March 31
                                                                                         ----------------------
                                                                                         1996              1995
                                                                                         ----              ----
                                                                                              (in thousands)

LIFO..........................................................................        $  26,493        $  16,278
FIFO..........................................................................            6,730            4,722
Moving average................................................................           18,154           18,288
                                                                                      ---------        ---------
                                                                                      $  51,377        $  39,288
                                                                                      =========        =========



         During fiscal 1995, inventory quantities were reduced, resulting in liquidation of certain LIFO inventory layers at costs which were lower than the costs of current purchases. The effect of the reductions, recorded in the fourth quarter, was to decrease cost of goods sold by approximately $1.9 million and to increase net earnings by $1.5 million or $0.14 per share.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.       PROPERTY, PLANT AND EQUIPMENT

         The cost and accumulated depreciation of property, plant and equipment is as follows:

                                                                                      March 31
                                                                            ------------------------------
                                                                                1996             1995
                                                                                ----             ----
                                                                                    (in thousands)

Land..................................................................     $    11,008       $    11,028
Buildings and improvements............................................          13,535            11,841
Machinery and equipment...............................................          97,899            88,188
Construction in progress..............................................           1,596             4,202
                                                                           -----------       -----------
                                                                               124,038           115,259
Less accumulated depreciation.........................................          49,744            43,480
                                                                           -----------       -----------
                                                                           $    74,294       $    71,779
                                                                           ===========       ===========

5.       FINANCIAL INSTRUMENTS

         The Company uses futures and option contracts to hedge a portion of its exposure to market risks resulting from fluctuations in metal prices. In determining its strategy with respect to such instruments, the Company gives consideration to market conditions, anticipated sales and purchase transactions and other factors that may affect the Company's level of risk. Metal price contracts are obtained to hedge firm priced sales and anticipated purchase transactions within one year of the contract date. Realized gains and losses on futures and option contracts are deferred and recognized as a component of the related transactions. The counterparties to these contracts are major brokerage houses and management believes that losses related to credit risk are remote. The Company had no net realized gains or losses related to aluminum futures contracts deferred at March 31, 1996. In addition, the Company had no open aluminum futures contracts as of March 31, 1996.

         The Company also uses interest rate cap, floor, and swap agreements to manage interest rate risk of its floating rate debt portfolio. The total notional amount of the interest rate agreements is limited to the amount of debt outstanding. Fair value of the instruments is based on estimated settlement costs. Realized gains and losses on interest rate agreements are deferred and recognized as a component of interest expense over the term of the agreements. At March 31, 1996, the carrying value of interest rate swaps and floors approximates fair value. The counterparties to interest rate contracts are major commercial banks and management believes that losses related to credit risk are remote.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



6.       FINANCING ARRANGEMENTS

                                                                                                March 31
                                                                                      ---------------------------
                                                                                         1996              1995
                                                                                         ----              ----
                                                                                              (in thousands)

Revolving notes payable.....................................................          $  12,000     $    26,000
Term notes payable..........................................................             33,750          37,500
Other.......................................................................                 20             255
                                                                                      ---------     -----------
                                                                                         45,770          63,755
Less current maturities                                                                   6,270           5,237
                                                                                      ---------     -----------
                                                                                      $  39,500     $    58,518
                                                                                      =========     ===========

         On October 20, 1994, the Company repaid $121.8 million representing all outstanding amounts under its previous credit agreements with The Prudential Insurance Company of America ("Prudential"), and $4.2 million related to a separate note payable. The debt was satisfied with proceeds from the Company's initial public offering and borrowings of $69.0 million under a credit agreement with a syndicate of banks and other financial institutions led by Chemical Bank (the "Credit Agreement"). The Credit Agreement originally consisted of a $40.0 million term loan and a revolving credit facility with an aggregate commitment of $50.0 million. On July 27, 1995, the Credit Agreement was amended to provide for reduced interest rates and to increase borrowings available under the revolving credit facility by $10 million.

         The Credit Agreement is secured by a pledge of all of the outstanding stock of its subsidiaries and substantially all of the assets of the Company.

         The term loan is repayable over a six-year period in quarterly installments. The Company is required to make prepayments in the event of certain asset sales.

         The Company's ability to borrow under the revolving credit facility is based on the sum of stated percentages of its eligible accounts receivable and eligible inventory. Up to $10.0 million of the revolving credit facility is available for standby and commercial letters of credit. The revolving credit facility commitment terminates on October 20, 2000.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Borrowings under the Credit Agreement bear interest at a base rate per annum, at the Company's option, equal to a Reference Rate (as defined) or the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered by Chemical Bank in the interbank Eurodollar market. Based on a quarterly financial test, a range of .50% to 1.00% is added to the selected base rate to obtain the rate per annum paid by the Company for any period. In addition, the Company must pay to the lenders under the Credit Agreement, a commitment fee ranging from .25% to .375% on the unused portion of the revolving credit facility. The commitment fee percentage is determined based on the results of a quarterly financial test. The blended interest rate on outstanding borrowings of the Credit Agreement was approximately 6.4% at March 31, 1996.


         The Company must pay an administration fee to Chemical Bank in the amount of $50,000 per annum. In addition, the Company must pay a commission on all outstanding letters of credit of 1.125% per annum on the face amount of each letter of credit. At March 31, 1996, no letters of credit were outstanding under the revolving credit agreement.

         The Credit Agreement includes covenants relating to working capital, net worth, interest coverage and capital expenditures. In addition, there are restrictions on the payment of dividends; however, the Company has never declared or paid any dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company was in compliance with all covenants through March 31, 1996.

         At March 31, 1996, the interest rates on all amounts outstanding under the term loan and revolving credit facilities are scheduled to adjust in two months or less. Accordingly, the face amount of the term loan and revolving credit facilities approximates fair value at March 31, 1996.

         Upon repayment of all outstanding amounts under the previous credit agreements with Prudential in fiscal 1995, all warrants to purchase Common Stock of the Company held by Prudential were surrendered to and canceled by the Company. In addition, upon satisfaction of the conditions thereto, the Company exercised its option to purchase from Prudential 453,850 shares of the Company's Common Stock owned by Prudential at a price of $1.034 per share. As a result of the repayment of the credit agreements with Prudential, the Company recorded an extraordinary gain of $2.5 million in fiscal 1995.

         Future aggregate maturities of long-term debt at March 31, 1996 are as follows:

                                                     (IN THOUSANDS)

          1997......................................  $   6,270
          1998......................................      7,813
          1999......................................      8,750
          2000......................................      8,750
          2001......................................     14,187
                                                      ---------
                                                      $  45,770
                                                      =========



         During fiscal 1996, the Company exercised its option to call the pollution control bonds which had been extinguished in June 1987 through an "in-substance defeasance". After retirement of the bonds, the Company closed the trust that was used for satisfying the scheduled principal and interest payments on the bonds.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       COMMON STOCK

         On October 13, 1994, the Company issued 4,600,000 common shares in connection with an initial public offering. Net proceeds to the Company before deducting expenses of approximately $1.9 million were $62.2 million.

         The Company has a Stock Option Plan that allows the granting of nonqualified stock options or incentive stock options to key employees of the Company. Up to 1,450,000 shares of Common Stock are available under the Stock Option Plan. An option may be granted on such terms and conditions as the Compensation Committee of the Board of Directors may approve provided that the exercise price per share of Common Stock of a nonqualified stock option or an incentive stock option shall not be less than the fair market value of a share of Common Stock on the date the option is granted. Generally, all stock options granted shall terminate following termination of employment or certain other events. Unless the Compensation Committee otherwise provides, options shall become exercisable as to 20% of the shares covered thereby on the date of grant and as to an additional 20% of such shares on each of the first four anniversaries of the date of grant. The options will terminate as to any and all shares of Common Stock for which the option has not yet been exercised on the tenth anniversary of the date of grant. The following table contains information concerning the options:

                                                     Number of Securities                 Exercise Price
                                                     Underlying Options                      ($/Share)
                                                     ------------------                      ---------

Outstanding at April 1, 1994                              1,154,561                               $10.34

Granted                                                     110,000                                14.50
Outstanding at March 31, 1995                             1,264,561                       10.34 to 14.50

Granted                                                       7,500                                14.50
Exercised                                                   (22,500)                      10.34 to 14.50
Canceled                                                     (5,000)                               14.50
Outstanding at March 31, 1996                             1,244,561                       10.34 to 14.50


At March 31, 1996 and 1995, 780,481 and 581,689 options were exercisable, respectively, at prices ranging from $10.34 to $14.50 per share.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





8.       INCOME TAXES

         Significant components of the income tax expense (benefit) from continuing operations consist of the following:

                                                                             March 31
                                                             -------------------------------------
                                                             1996             1995            1994
                                                             ----             ----            ----
                                                                         (in thousands)

Federal:
         Current expense...............................   $     4,400      $   4,000        $  1,450
         Deferred expense (benefit)....................         1,716         (2,300)              -

State - current expense................................           840            832             100
                                                          -----------      ---------        --------
                                                          $     6,956      $   2,532        $  1,550
                                                          ===========      =========        ========


         The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                                             March 31
                                                             -------------------------------------
                                                             1996             1995            1994
                                                             ----             ----            ----

Federal statutory rate.................................       35.0%            35.0%           35.0%

Increase (decrease) in rates:
         Alternative minimum tax.......................          -                -           (15.0)
         State taxes, net of federal benefit...........        1.8              2.1              .5
         Change in valuation reserve...................      (14.3)           (27.7)          (12.3)
         Other.........................................        1.0               .5             4.4
                                                            --------       ---------        -------
         Effective rate................................       23.5%             9.9%           12.6%
                                                            =======        =========        ========

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   March 31
                                                                          ------------------------
                                                                          1996                1995
                                                                          ----                ----
                                                                                (in thousands)

Deferred tax assets:
         Net operating loss carryforwards............                 $    1,000            $   6,300
         Tax credit carryforwards....................                      6,500                7,100
         Environmental costs.........................                      4,450                4,900
         Other.......................................                      2,100                3,800
                                                                      ----------            ---------
         Total deferred tax assets...................                     14,050               22,100

Deferred tax liabilities:
         Tax over book depreciation..................                     12,100               13,200
         Other.......................................                        370                  300
                                                                      -----------           ---------
         Total deferred tax liabilities..............                     12,470               13,500
                                                                      ----------            ---------

Net deferred tax asset...............................                      1,580                8,600
         Valuation allowance for deferred tax assets.                      1,000                6,300
                                                                      ----------            ---------

         Net deferred taxes..........................                 $      580            $   2,300
                                                                      ==========            =========

         The Company generally does not recognize benefits on those deferred tax assets which have expiration dates. Therefore, no benefit has been recognized as of March 31, 1996 and 1995 for the net operating loss carryforwards. The remaining deferred tax assets and liabilities approximately match each other in terms of timing and, the net deferred assets at March 31, 1996 should be realizable in the future given the Company's recent operating history.

         The Company has approximately $5.8 million of alternative minimum tax credit carryforwards which do not expire.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.       RETIREMENT PLANS

         The Company has defined contribution benefit plans covering substantially all salaried employees. Contributions to the plans are at the discretion of the Board of Directors and cannot exceed 15% of the participants' annual wages.

         The Company also contributes to union sponsored defined benefit multi-employer pension plans for certain of its hourly employees. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers' withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities. Expense from continuing operations related to all retirement plans was $1.4 million, $1.5 million and $1.3 million for the years ended March 31, 1996, 1995 and 1994, respectively.


10.      OPERATING LEASES

         The Company leases certain office and manufacturing facilities and equipment under operating leases expiring through 1999. Certain of the agreements contain renewal options and provide for minimum annual rentals plus the payment of property taxes, insurance and normal maintenance. The Company, in the ordinary course of business, leases offices and warehouse space from a stockholder. Rent expense pursuant to these lease agreements was $0.7 million, $1.0 million and $1.0 million for each of the years ended March 31, 1996, 1995 and 1994, respectively. Rental expense from continuing operations under all operating leases was $2.1 million, $1.8 million, and $1.8 million for the years ended March 31, 1996, 1995 and 1994, respectively. Future minimum rental payments for operating leases are $1.4 million, $0.7 million, $0.7 million, $0.5 million and $0.5 million for Fiscal 1997 through 2001, respectively, and $3.8 million in the aggregate for the duration of the operating leases.


11.      CONTINGENCIES

        The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment, including, for example, those relating to air and water pollution and solid waste disposal. The Company believes its facilities are in substantial compliance with current laws and regulations. The cost and administration of compliance with current laws and regulations at the Company's present facilities are not expected to have a material adverse effect on the Company's financial condition or results of operations. The Company does not have any material capital expenditures for environmental control facilities planned for fiscal 1997.

                           CASTECH ALUMINUM GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        Owners and operators of sites containing hazardous wastes, as well as generators and transporters of hazardous wastes, are subject to broad liability under various federal, state and local environmental laws and regulations, including liability for clean up costs and damages associated with past waste disposal activity. The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at four federal Superfund sites and is conducting remedial investigations at two of the sites for past waste disposal activity associated with closed recycling facilities. At the two other federal Superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is also under orders by agencies in three states for environmental remediation at plants, one of which is currently operating and two of which have been closed. The Company had $5.1 million of environmental accruals remaining at March 31, 1996. The Company believes that any differences in the total future expenditures for all environmental matters of which the Company is aware, when compared to environmental accrual estimates, will not have a material adverse effect on the financial condition or results of operations of the Company. It is not possible, however, to predict the amount or timing of costs for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that such outcome will have a material adverse effect on the Company's financial condition or results of operations.

         Risks of environmental costs and liabilities are inherent in certain of the Company's operations, as is the case with other companies involved in the aluminum industry, and there can be no assurance that significant costs and liabilities will not be incurred by the Company in the future. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant or waste emissions, could result in substantial costs and liabilities to the Company in the future. However, the Company does not believe that the ultimate outcome of all known environmental liabilities will have a material adverse effect on the Company's financial condition, results of operations and liquidity.

         Total environmental accruals are $5.1 million and $5.0 million at March 31, 1996 and 1995, respectively, of which $1.8 million and $1.1 million at March 31, 1996 and 1995, respectively, are included in the "other non-current liabilities" section of the balance sheet.

         The Company is also party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes that any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CasTech Aluminum Group Inc.

We have audited the accompanying consolidated balance sheets of CasTech Aluminum Group Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CasTech Aluminum Group Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               Ernst & Young LLP


Akron, Ohio
May 10, 1996

SUPPLEMENTARY FINANCIAL INFORMATION

Selected unaudited quarterly financial data for the fiscal years 1996 and 1995 is summarized below:


(In thousands, except per share amounts)               June 30   Sept. 30   Dec. 31   March 31
                                                       -------   --------   -------   --------

1996
Sales                                                 $109,214   $102,814   $94,490   $ 93,931
Gross profit                                            15,554     13,792    12,065     11,571
Net income                                               6,836      6,494     5,310      4,034
Earnings per Common Share                             $   0.51   $   0.49   $  0.40   $   0.30

1995
Sales                                                 $ 89,136   $103,516   $98,269   $112,080
Gross profit                                            12,689     14,693    12,818     14,173
Income before extraordinary item                         4,561      6,710     5,892      5,950
Net income (a)                                           4,561      6,710     8,426      5,950
Earnings per Common Share before extraordinary item   $   0.52   $   0.76   $  0.47   $   0.45
Earnings per Common Share                             $   0.52   $   0.76   $  0.66   $   0.45

(a) An extraordinary credit of $2,534 was recognized in the third quarter as a result of a gain on the extinguishment of debt.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders ("Proxy Statement").

         Information concerning Executive Officers required by this Item is incorporated herein by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         Information required under this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    The following documents are filed as part of this report:

         Consolidated financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

(a)(2)   Financial Schedules

         The following financial schedules are included in this Form 10-K:

Schedule No.                   Schedule Title                                                           Page No.
- ------------                   --------------                                                           --------

     II                  Valuation and Qualifying Accounts                                               39

         All other financial statement schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements and notes thereto.

(a)(3)   Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 40.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter covered by this report.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 40.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:                   CasTech Aluminum Group Inc.

                                  By: /s/ Norman E. Wells, Jr.
                                      -------------------------------------
                                      Norman E. Wells, Jr.
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 1995.

Signature
- ---------

/s/ Charles J. Pilliod, Jr.
- --------------------------------------
Charles J. Pilliod, Jr.
Director and Chairman of the Board

/s/ Norman E. Wells, Jr.
- --------------------------------------
Norman E. Wells, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Lloyd
- --------------------------------------
Robert D. Lloyd
Executive Vice President and Director

/s/ Terry D. Smith
- --------------------------------------
Terry D. Smith
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Philip Caldwell
- --------------------------------------
Philip Caldwell
Director

/s/ C. Frederick Fetterolf
- --------------------------------------
C. Frederick Fetterolf
Director

/s/ Ronald D. Glosser
- --------------------------------------
Ronald D. Glosser
Director

/s/ Robert S. Hatfield
- --------------------------------------
Robert S. Hatfield
Director

/s/ Reginald H. Jones
- --------------------------------------
Reginald H. Jones
Director

/s/ Thomas P. Salice
- --------------------------------------
Thomas P. Salice
Director

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       ADDITIONS
                                                          BALANCE AT   CHARGED TO                       BALANCE
                                                          BEGINNING    COSTS AND                        AT END
                                                          OF PERIOD    EXPENSES      DEDUCTIONS         OF PERIOD
                                                          ---------    --------      ----------         ---------
YEAR ENDED MARCH 31, 1996
     Allowance for doubtful accounts.................     $  1,400     $      82      $     487  (a)    $    995
     Valuation allowance for deferred tax assets.....     $  6,300     $ (5,300)      $       -         $  1,000

YEAR ENDED MARCH 31, 1995
     Allowance for doubtful accounts.................     $  1,131     $     429      $     160  (a)    $  1,400
     Valuation allowance for deferred tax assets.....     $ 13,400     $ (7,100)      $       -         $  6,300

YEAR ENDED MARCH 31, 1994
     Allowance for doubtful accounts.................     $  1,250     $     691      $     810  (a)    $  1,131
     Valuation allowance for deferred tax assets.....     $ 14,900     $ (1,500)      $       -         $ 13,400

- -----------------------------------------------------

(a)      Uncollectible accounts written off, net of recoveries

                                  EXHIBIT INDEX
Exhibit
   No.                                              Description
- -------                                             -----------

3.1      Restated Certificate of Incorporation of the Registrant. (1)

3.2      By-laws of the Registrant, as amended. (2)

3.3      Amended and Restated Certificate of Incorporation of the Registrant (1)

4.1      Form of Common Stock Certificate. (1)

4.3      Plan of Recapitalization (1)

10.06 CasTech Aluminum Group Inc. Stock Option Plan 1994 Amendment and Restatement dated as of February 1, 1994. (1)

10.07 Non-Exclusive License Agreement between Hazelett Strip-Casting Corporation and Barmet of Kentucky, Inc. dated as of June 2, 1982. (1)

10.08 Agreement between Hazelett Strip-Casting Corporation, Barmet of Kentucky, Inc. and Barmet Aluminum Corporation, dated as of November 29, 1984. (1)

10.09 Supply Agreement between Barmet Aluminum Corporation and IMCO, dated as of March 2, 1992. (1)

10.11    Indemnification Agreement between the Company and its directors. (1)

10.12 Stock Purchase Agreement between the Company and WGS Acquisition Inc., dated as of July 15, 1992. (1)

10.13 Industrial Real Estate Lease of 2050 South Alameda Street, Rancho Dominguez, California by Alflex Corporation from John B.F. Bacon, Jr. Article Third Trust - B expiring July 31, 2004. (2)

10.14 Lease of 2630 El Presidio Street, Long Beach, California by Alflex Corporation from Brian L. Harvey, expiring October 31, 1996. (1)

10.15 Indenture of Lease by and between Jacob Pollock and Gertrude Pollock and Barmet Aluminum Corporation, expiring March 31, 1997. (1)

10.16 Industrial Real Estate Lease of 2303 Jefferson Street, Torrance, California, by Barmet Aluminum Corporation from Cypress Land Company, expiring April 30, 1999. (1)

10.17 Credit Agreement among the Company, the several lenders from time to time parties thereto, Chemical Securities Inc., as arranger and Chemical Bank, as agent, dated as of June 14, 1994. (1)

10.18 Security Agreement entered into by the Company in favor of Chemical Bank, as agent, dated October 20, 1994. (2)

10.19 Pledge Agreement entered into by the Company in favor of Chemical Bank, as agent, dated October 20, 1994. (2)

Exhibit
   No.                                              Description
- -------                                             -----------

10.20 Amended and Restated Subsidiaries Stock Pledge Agreement entered into by the subsidiaries of the Company in favor of Chemical Bank as agent dated March 31, 1995. (2)

10.21 Subsidiaries Security Agreement entered into by the subsidiaries of the Company, collectively, in favor of Chemical Bank, as agent, dated October 20, 1994. (2)

10.22 Subsidiaries Guarantee entered into by the subsidiaries of the Company, collectively, in favor of Chemical Bank, as agent, dated October 20, 1994. (2)

10.23 First amendment to the Credit Agreement among the Company, the several lenders from time to time parties thereto, Chemical Securities Inc., as arranger and Chemical Bank, as agent, dated as of March 31, 1995. (2)

10.24 Second amendment to the Credit Agreement among the Company, the several lenders from time to time parties thereto, Chemical Securities Inc., as arranger, and Chmeical Bank, as agent, dated as of July 27, 1995. (3)

21.1     Subsidiaries of Registrant. (2)

23.0     Independent Auditors' Consent included herein on page 42.

27.0     Financial Data Schedule (Edgar version only)

         (1) Previously filed with and incorporated by reference to Form S-1 of CasTech Aluminum Group Inc. filed on October 13, 1994 (Commission File No. 33-77116), and all amendments filed thereto.

         (2) Previously filed with and incorporated by reference to Form 10-K of CasTech Aluminum Group Inc. for the year ended March 31, 1995 filed on June 29, 1995 (Commission File No. 1-13076).

         (3) Previously filed with and incorporated by reference to Form 10-Q of CasTech Aluminum Group Inc. for the quarter ended September 30, 1995, filed on November 13, 1995 (Commission File No. 1-13076).