Form 10-Q
period 1996-06-30
CASTECH ALUMINUM GROUP INC
filed 1996-08-02
CIK 921150

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended on June 30, 1996

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

                                 (800) 468-5052
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes X  No
                                         ---   ---


         As of July 31, 1996, the registrant has 12,942,443 shares of common stock outstanding.

===============================================================================

                           CasTech Aluminum Group Inc.

                              Table of Contents for
                               Quarterly Report on

                                    Form 10-Q

Part I.  Financial Information                                      Page
      Item 1.     Financial Statements

                  Consolidated Balance Sheets                         3
                  Consolidated Statements of Income                   4
                  Consolidated Statements of Cash Flows               5
                  Notes to Consolidated Financial Statements          6


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       7



Part II.  Other Information

      Item 1.     Legal Proceedings                                  10
      Item 6.     Exhibits and Reports on Form 8-K


Signatures                                                           11

Part 1.  Financial Information
         ---------------------
Item 1.  Financial Statements

                           CasTech Aluminum Group Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                  June 30,     March 31,
                                                                   1996          1996
                                                                   ----          ----
                                                                (unaudited)
Cash and cash equivalents                                        $     389    $     190
Accounts receivable, net                                            72,176       57,802
Inventories                                                         45,774       51,377
Prepaid expenses and supplies                                        5,434        4,454
                                                                 ---------    ---------
     Total current assets                                          123,773      113,823

Property, plant and equipment, net                                  72,924       74,294

Other long-term assets:
     Loan fees, net                                                  1,139        1,211
     Goodwill, net                                                  21,902       22,082
     Other long-term assets                                          1,061        1,874
                                                                 ---------    ---------
                                                                    24,102       25,167
                                                                 ---------    ---------

Total assets                                                     $ 220,799    $ 213,284
                                                                 =========    =========


Accounts payable                                                 $  32,329    $  34,041
Accrued liabilities                                                 10,364        9,774
Income taxes payable                                                 4,057        1,439
Current portion of long-term debt                                    5,012        6,270
                                                                 ---------    ---------
     Total current liabilities                                      51,762       51,524


Long-term debt, less current portion                                42,750       39,500
Other long-term liabilities                                          2,256        2,364

Common stock, $.01 par value, 25,000 shares authorized, 12,942 shares issued and outstanding at June 30, 1996 and
     and March 31, 1996, respectively                              136,574      136,574
Deficit                                                            (12,543)     (16,678)
                                                                 ---------    ---------
     Total stockholders' equity                                    124,031      119,896
                                                                 ---------    ---------

Total liabilities and stockholders' equity                       $ 220,799    $ 213,284
                                                                 =========    =========






                             See accompanying notes.

                           CasTech Aluminum Group Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                        Three months ended
                                             June 30,
                                        1996          1995
                                        ----          ----
                                            (unaudited)
Net sales                             $ 107,602    $ 109,214
Cost of goods sold                       94,962       93,660
                                      ---------    ---------

Gross profit                             12,640       15,554

Selling and administrative expenses       5,155        5,644
Other income                                (65)         (64)
                                      ---------    ---------

Operating income                          7,550        9,974

Interest expense                            770        1,194
                                      ---------    ---------

Income before income taxes                6,780        8,780

Income tax expense                        2,644        1,944
                                      ---------    ---------

Net income                            $   4,136    $   6,836
                                      =========    =========

Earnings per share                    $    0.31    $    0.51
                                      =========    =========




                             See accompanying notes.

                           CasTech Aluminum Group Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                         Three months ended
                                                              June 30,
                                                          1996       1995
                                                          ----       ----
                                                             (unaudited)
OPERATING ACTIVITIES
Net income                                              $  4,136    $ 6,836
Adjustments to reconcile net income
     to net cash provided (used) by operating
     activities:
         Depreciation and amortization                     2,567      2,214
         Changes in operating assets and liabilities:
              Accounts receivable                        (14,374)     4,478
              Inventories                                  5,602     (9,424)
              Accounts payable                            (1,711)     3,715
              Other liabilities and other assets           2,931     (3,289)
                                                        --------    -------
Net cash (used) provided by operating activities            (849)     4,530



INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (944)    (2,312)



FINANCING ACTIVITIES
Proceeds from long-term borrowings                         4,500      4,000
Principal payments on long-term debt                      (2,508)    (6,447)
                                                        --------    -------
Net cash provided (used) by financing activities           1,992     (2,447)
                                                        --------    -------

Increase (decrease) in cash and cash equivalents             199       (229)

Cash and cash equivalents at beginning
    of period                                                190        359
                                                        --------    -------

Cash and cash equivalents at end of period              $    389    $   130
                                                        ========    =======






                             See accompanying notes

                           CasTech Aluminum Group Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The interim financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report and with the consolidated financial statements of the Company and the notes thereto for the year ended March 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.       INVENTORIES

         Inventories consist of the following:

                                                               June 30,         March 31,
                                                                 1996              1996
                                                                 ----              ----
                                                                     (in thousands)
                     Raw materials                            $   14,178         $   11,120
                     Work in process                              15,723             21,178
                     Finished goods                               20,414             22,578
                                                              ----------         ----------
                                                                  50,315             54,876
                     LIFO reserve                                 (4,541)            (3,499)
                                                              ----------         ----------
                                                              $   45,774         $   51,377
                                                              ==========         ==========


3.       FINANCIAL INSTRUMENTS

         The Company may enter into aluminum futures contracts to hedge its exposure to price fluctuations on its anticipated raw material requirements during a maximum nine month period and on fixed price sales contracts in its mill products operations. Gains and losses on hedging contracts are deferred and recognized in mill products operating expenses as part of the cost of raw materials over the hedged period. There were no open futures contracts as of June 30, 1996.

The Company uses interest rate swap, cap and floor agreements to reduce the impact of interest rate changes on future income. Approximately $20 million and $8.2 million of the Company's outstanding debt was subject to interest rate floor and swap agreements, respectively, at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Shipments at the Mill Products Division ("Barmet") increased 12% in the quarter ended June 30, 1996 compared to the same period last year despite an industry-wide reduction in aluminum sheet shipments between the periods. Order backlogs at Barmet were strong at the end of the first quarter as industry demand has begun to rebound and the Company's mini-mills have lead times into September. As a result, the Company expects its aluminum sheet shipments in the second quarter to be higher than the same period last year as well as the quarter just ended.

         Metal margins, the difference between aluminum sheet selling prices and aluminum scrap costs, narrowed during the quarter ended June 30, 1996 as selling prices declined to a greater extent than the underlying scrap costs. As a result, Barmet's operating income for the quarter just ended was lower than the same period last year. Second quarter metal margins are expected to improve as increased demand is keeping selling prices steady while aluminum scrap costs have trended lower.

         The Electrical Products Division ("Alflex") established a new shipment record in the first quarter of fiscal 1997. Non-residential renovation and construction spending continues to be strong and the Company expects its electrical product shipments to remain solid through the second quarter. Gross margins also improved during the quarter ended June 30, 1996 due to selling price increases and lower raw materials cost later in the quarter. Raw material costs are expected to stabilize in the second fiscal quarter and the Company anticipates further improvements in electrical product gross margins, provided that selling prices do not deteriorate.

         The Company's financial results are greatly influenced by volume and the maintenance of acceptable margins between finished goods selling prices and raw material costs. While volumes have recently benefited from an overall solid economic environment, events such as increased interest rates could cause a reduction in demand for the Company's products and impact shipments. The pricing of primary aluminum in world markets influences the cost of the Company's principal raw material, aluminum scrap. Therefore, although the Company is not dependent upon primary aluminum in its production processes, significant movements in the price of primary aluminum can affect the Company's margins since selling prices for the Company's finished mill products do not move simultaneously nor necessarily to the same degree as the primary aluminum markets. In addition, operating margins of the Electrical Products Division are sensitive to the pricing of copper on world markets because electrical cable selling prices are influenced by the price of copper. However, similar to finished mill products, electrical cable selling prices do not necessarily move at the same time or to the same degree as the copper markets. The continued success of the Company's product diversification strategy at both divisions is an important factor in increasing volume and enhancing margins.

RESULTS OF OPERATIONS

         Selected operating data for the three month periods ended June 30, 1996 and 1995 are as follows:

                                             Three months ended
                                                  June 30,
                                             1996          1995
                                             ----          ----
MILL PRODUCTS (1)
- -----------------
Net sales ($000)                            $ 73,830      $77,222
Operating income ($000)                     $  3,340      $ 6,952

Shipments (000 lbs.)                          76,628       68,514


                                              Three months ended
                                                  June 30,
                                              1996         1995
                                              ----         ----
ELECTRICAL PRODUCTS
- -------------------
Net sales ($000)                            $ 33,558      $30,229
Operating income ($000)                     $  4,210      $ 3,022

Shipments (000 ft)                           130,370      117,945


(1) Operating data of the Mill Products Division includes shipments of mill products only. Other sales, such as sales of certain raw materials and intercompany sales, are excluded.

         Net sales for the quarter ended June 30, 1996 were $107.6 million, a decrease of less than 2% from the quarter ended June 30, 1995. Barmet's net sales for the quarter ended June 30, 1996 were $73.8 million, a decrease of 4.9% over the quarter ended June 30, 1995. This decrease was attributable to lower selling prices for aluminum sheet offset partially by increased volumes. Alflex's net sales for the three month period ended June 30, 1996 were $33.6 million, an increase of 11.0% over the corresponding period ended June 30, 1995. The increase resulted primarily from higher volumes and increased selling prices of Alflex's core cable and conduit products.

         Gross profit for the three month period ended June 30, 1996 was $12.6 million, a decrease of 18.7% over the three month period ended June 30, 1995. Gross profit as a percentage of net sales for the quarter ended June 30, 1996 decreased to 11.7% from 14.2% for the quarter ended June 30, 1995. The decreases in gross profit percentage were primarily attributable to narrower metal margins at Barmet.

         Operating income for the quarter ended June 30, 1996 was $7.6 million, a decrease of 24.3% over the quarter ended June 30, 1995. The change was primarily a result of the gross profit fluctuations described above.

         Interest expense decreased to $0.8 million in the three month period ended June 30, 1996 from $1.2 million for the three month period ended June 30, 1995. The decrease was a result of reduced average outstanding borrowings and, to a lesser extent, reduced interest rates.

         Income tax expense increased for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The Company utilized its remaining net operating loss carryforward during fiscal 1996 and, as a result, its tax rate for fiscal 1997 will more closely approximate the full statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of working capital are cash flows from operating activities and borrowings under the Company's revolving credit facility. Working capital amounted to $72.0 million and $62.3 million at June 30, 1996 and March 31, 1996, respectively. The Company's liquidity requirements arise from working capital needs, capital investments and, to a lesser extent, debt service.

         Capital expenditures for equipment and facility improvements were $0.9 million for the three months ended June 30, 1996 and $10.4 million for the fiscal year ended March 31, 1996. The Company used all the expenditures to purchase, modernize or upgrade production equipment and to maintain facilities. Capital expenditures for the fiscal year ending March 31, 1997 are expected to be approximately $11.2 million, principally related to increasing the Company's manufacturing capacity. The costs of these capital projects are expected to be funded out of the Company's operating cash flow and by borrowings under the Company's revolving credit facility.

ENVIRONMENTAL MATTERS

         The Company generates various wastes in its aluminum recycling and rolling processes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies. The Company had recorded environmental accruals of $4.9 million at June 30, 1996 to cover future environmental remediation expenditures with respect to four Superfund sites and the Company's closed secondary melting facility in Uhrichsville, Ohio. The Company expects most of these environmental expenditures to be made over the next two years, with approximately $3.2 million to be expended in the next twelve months. The Company has made and intends to continue to make the necessary capital and operating expenditures needed for environmental remediation and compliance with environmental laws and regulations. The Company believes that compliance with current governmental regulations at all levels will not have a material adverse effect on its future rate of capital expenditures, financial condition or results of operations. However, environmental laws and regulations have changed rapidly in recent years and the Company may be subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future would not have a material adverse effect on the Company's financial condition and results of operations.

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to non-environmental legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit (11.1)    Statement Re:  Computation of Earnings Per Share.

         Exhibit (27.1)    Financial Schedule

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASTECH ALUMINUM GROUP INC.

July 31, 1996                 /s/ Norman E. Wells, Jr.
- -----------------             -----------------------------------------
Date                          Norman E. Wells, Jr., President and C.E.O.

July 31, 1996                 /s/ Terry D. Smith
- -----------------             ------------------------------------------
Date                          Terry D. Smith, Vice President and C.F.O.